Form 10-K
period 1999-12-31
METRIS MASTER TRUST; METRIS RECEIVABLES INC
filed 2000-03-31
CIK 1003564, 1003563

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                         Commission file number 0-23961

                              --------------------
                               METRIS MASTER TRUST

                     Metris Receivables, Inc., as Transferor
             (Exact name of registrant as specified in its charter)
                               Delaware 41-1810301
          (State of Incorporation) (I.R.S. Employer Identification No.)

        600 South Highway 169, Suite 300, St. Louis Park, Minnesota 55426
                    (Address of principal executive offices)

                                 (612) 525-5077
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

6.80% Asset Backed Certificates, Series 1996-1, Class B 6.87% Asset Backed Certificates, Series 1997-1, Class A
7.11% Asset Backed Certificates, Series 1997-1, Class B Floating Rate Asset Backed Certificates, Series 1997-2, Class A Floating Rate Asset Backed Certificates, Series 1997-2, Class B Floating Rate Asset Backed Securities, Series 1998-2, Class A Floating Rate Asset Backed Securities, Series 1998-3,Class A Floating Rate Asset Backed Securities, Series 1999-1, Class A Floating Rate Asset Backed Securities, Series 1999-2, Class A

Securities not registered under the Act:

Floating Rate Asset Backed Securities, Series 1999-3, Class A

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate principal amount of Certificates held by non affiliates as of December 31, 1999 was approximately $3,637,333,333.

                                TABLE OF CONTENTS

PART I

                                                                            Page

Item 1.    Business...........................................................3

Item 2.    Properties.........................................................3

Item 3.    Legal Proceedings..................................................3

Item 4.    Submission of Matters to a Vote of Security Holders................4

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................4

Item 6.    Selected Financial Data............................................4

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................4

Item 8.    Financial Statements and Supplementary Data........................4

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................4

PART III

Item 10.   Directors and Executive Officers of the Registrant.................4

Item 11.   Executive Compensation.............................................4

Item 12.   Security Ownership of Certain Beneficial

           Owners and Management..............................................5

Item 13.   Certain Relationships and Related Transactions.....................5

PART IV

Item 14.   Exhibits, Financial Statement Schedules............................5
           and Reports on Form 8-K

Signatures....................................................................6

PART I

     The Metris Master Trust (the "Trust" or the "Registrant") was originated by Metris Receivables Inc. f/k/a Fingerhut Financial Services Receivables Inc. (the "Transferor"), as Transferor under the Pooling and Servicing Agreement dated as of May 26, 1995, amended and restated July 30, 1998, as amended (the P&S Agreement") by and among the Transferor, Direct Merchants Credit Card Bank, National Association, as servicer (the "Servicer") and The Bank of New York (Delaware), as trustee. The P&S is supplemented by various series supplements providing for the issuance of certificates in varying series. The Series 1996-1 Supplement dated as of April 23, 1996 to the P&S Agreement provided for the issuance of the Asset Backed Certificates, Series 1996-1 (the "Series 1996-1 Certificates"). The Series 1997-1 Supplement dated as of May 8, 1997 to the P&S Agreement provided for the issuance of another series of Asset Backed Certificates, (the "Series 1997-1 Certificates"). The Series 1997-2 Supplement dated as of November 20, 1997 to the P&S Agreement provided for another series of Asset Backed Certificates (the "Series 1997-2 Certificates"). The Series 1998-2 Supplement dated as of December 4, 1998 to the P&S Agreement provided for another series of Asset Backed Securities (the "Series 1998-2 Securities"). The Series 1998-3 Supplement dated as of December 4, 1998 to the P&S Agreement provided for another series of Asset Backed Securities (the "Series 1998-3 Securities"). The Series 1999-1 Supplement dated as of July 7, 1999 to the P&S Agreement provided for another series of Asset Backed Securities (the "Series 1999-1 Securities"). The Series 1999-2 Supplement dated as of September 22, 1999 to the P&S Agreement provided for another series of Asset Backed Securities (the "Series 1999-2 Securities"). The Series 1999-3 Supplement dated as of December 9, 1999 to the P&S Agreement provided for another series of Asset Backed Securities (the "Series 1999-3 Securities"). Hereafter, Series 1996-1 Certificates, Series 1997-1 Certificates, Series 1997-2 Certificates, Series 1998-2 Securities, Series 1998-3 Securities, Series 1999-1 Securities, Series 1999-2 Securities and Series 1999-3 Securities are collectively referred to as the "Securities." The Securities represent interests in the Trust only and do not represent interests in or obligations of Metris Receivables Inc., Direct Merchants Credit Card Bank, National Association, Metris Companies Inc. or any affiliate thereof. There are four classes of Securities in Series 1996-1, 1997-1 & 1997-2. Class A and Class B are registered pursuant to Section 12(g), Class C is privately held and the Transferor holds Class D. There are two classes of Securities in Series 1998-2, 1998-3, 1999-1, & 1999-2. Class A is registered pursuant to Section 12(g), and the Transferor holds Class B. There are two classes of Securities in Series 1999-3. Class A is to be registered pursuant to
Section 12(g) within 120 days after December 31, 1999, and the Transferor holds Class B. The Transferor has retained the transferor's interest in the Trust.

     The Registrant has prepared this Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

Item 1.  Business

     Not Applicable

Item 2.  Properties

     The Trust's sole asset is a pool of credit card receivables originated or acquired by Direct Merchants Credit Card Bank, National Association.

Item 3.  Legal Proceedings

     Metris Receivables Inc. is not aware of any material pending litigation involving the Registrant, the Trustee, the Seller, or the Servicer with respect to the Securities or the Registrant's Property.

Item 4.  Submission of Matters to a Vote of Security Holders

     No vote or consent of holders of any Class A or Class B Securities was solicited for any purpose during the year ended December 31, 1999.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholders
Matters

     Each Class of the Securities representing investors' interests in the Trust is represented by a single Security of such Class registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company. To the best knowledge of the Registrant, there is no established public trading market for the Securities.

Item 6.  Selected Financial Data

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


PART III

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Securities representing investors' interests in the Trust are represented by a single Security registered in the name of Cede, the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Security representing such interest except in certain limited circumstances. Accordingly, Cede is the sole holder of record of Securities, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Securities for their own accounts or for the accounts of their customers. The name and address of Cede is :

                                   Cede & Co.
                        c/o The Depository Trust Company
                              Seven Hanover Square
                            New York, New York 10004

     The Seller is not aware of any Schedules 13D or 13G filed with the Commission in respect of the Securities.

Item 13. Certain Relationships and Related Transactions

     Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. Financial Statements:          Not Applicable

         2. Financial Statement Schedules: Not Applicable

         3. See Exhibit 99 below

     (b) The following reports on Form 8-K were filed during the fourth fiscal quarter of 1999.

     Date of Report                 Items Covered
     October 20, 1999               Securityholders' Statement with respect to
     November 22, 1999              distributions made during such months
     December 20, 1999

     (c) Exhibit 99
         99.1   Annual Servicer's Certificate dated March 15, 2000.
         99.2   Supplementary Metris Master Trust
         99.3   Independent Public Accountants Review of Agreed Upon Procedures

     (d) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2000.

                                   METRIS MASTER TRUST
                                   METRIS RECEIVABLES, INC.
                                   (Registrant)


                                   By:/s/ Paul T. Runice
                                          Paul T. Runice
                                          President and Treasurer

                                          Metris Receivables, Inc.,
                                          as Transferor

                                INDEX TO EXHIBITS

       Exhibit          Description of
       Number           Exhibit

         99.1           Annual Servicer's Certificate

         99.2           Supplementary Master Trust Data

         99.3           Independent Public Accountant's Review of Agreed
                        Upon Procedures