Form 10-K
period 2006-12-31
METRIS MASTER TRUST; METRIS RECEIVABLES INC
filed 2007-03-29
CIK 1003564, 1003563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File No. 0-23961

METRIS MASTER TRUST
(Exact name of Issuing Entity as specified in its charter)
HSBC FINANCE CORPORATION (Exact name of Servicer as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization of Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of Issuing Entity)
86-1052062 (I.R.S. Employer Identification Number of Servicer)
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

Large accelerated filer ☐                                       Accelerated filer ☐                                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding and held by non-affiliates as of the date of this Report.

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

As of December 31, 2006, the following Certificates were issued by the Issuer and were outstanding:

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

The outstanding principal balance of each of the Series as of December 31, 2006 was as follows:

Series 2002-4	$600,000,000
Series 2004-1	$200,000,000
Series 2005-1	$417,700,000
Series 2005-2	$421,200,000

On May 22, 2006 the Series 2001-2, Class A Notes were paid in full; on June 20, 2006 the Series 2001-2 Class B Notes were paid in full; on July 20, 2006 all of the Series 1999-2 Notes were paid in full; and on October 20, 2006 all of the Series 2004-2 Notes were paid in full.

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

PART I

Item 1. Business. Not Applicable.
Item 1A. Risk Factors. Not Applicable.
Item 1B. Unresolved Staff Comments. None.
Item 2. Properties. Not Applicable.

Item 3. Legal Proceedings.

Since June 2005, HSBC Finance, HSBC North America Holdings Inc., and HSBC Holdings plc, as well as other banks and the VISA and Master Card associations, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. VISA U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. VISA U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. VISA U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. VISA U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) have been filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. The plaintiffs filed motions with the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) to consolidate these actions, and on October 19, 2005, the MDL Panel issued an order transferring all of the cases to the Eastern District of New York. At this time, we are unable to quantify the potential impact from this action, if any.

Beginning with Pinon et al. v. Bank of America, N.A., et al. (N.D. CA. No. C07 0772), HSBC Finance Corporation and HSBC North America Holdings Inc., as well as others, have been named as defendants in four class actions filed in the United States District Court for the Northern District of California. These purported nationwide class action suits allege that defendants impose excessive late and over-limit fees in violation of the National Bank Act, and that defendants have conspired to fix and maintain a “price floor” for late fees in violation of Section 1 of the federal Sherman Antitrust Act. The suits further claim violations of the California Business and Professions Code, Section 17200, et seq., the California Legal Remedies Act, the California Cartwright Act, and common law breach of covenant and unjust enrichment. The purported class seeks damages from January 31, 2003. While at least one of these suits has yet to have been served on any HSBC entity, a stipulation was filed on March 23, 2007 to consolidate these cases. At the present time, we are unable to quantify the potential financial impact from this action, if any.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Securities (the "Securityholders") was solicited for any purpose during the year ended December 31, 2006.

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
PART III
Item 10. Directors, Executive Officers and Corporate Governace. Not Applicable.
Item 11. Executive Compensation. Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each class of the Issuer's Securities that is publicly offered in the United States is represented by one or more certificate registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of securities is not entitled to receive a certificate representing such interest except in limited circumstances as set forth in the indenture. Accordingly, Cede is the sole holder of record of such securities, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold securities for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, New York 10041. The Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence. Not Applicable.
Item 14. Principal Accounting Fees and Services. Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) All financial statements.

Not Applicable.

(a) (2)   Financial statement schedules.

Not Applicable.

(a) (3) The Servicer is obligated to prepare an Annual Statement to Securityholders for the year ended December 31, 2006, and Independent Registered Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer’s Certificate dated March 5, 2007.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 5, 2007.

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

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the METRIS MASTER TRUST (Registrant)

By: /s/ Dennis J. Mickey
Dennis J. Mickey Vice President and Chief Operating Officer - Treasury
Dated: March 28, 2007

Exhibit Index

Exhibit No.	Exhibit
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer’s Certificate dated March 5, 2007.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 5, 2007.