Form 10-K
period 2007-12-31
METRIS MASTER TRUST
filed 2008-03-26
CIK 1003564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File No. 0-23961

METRIS MASTER TRUST
(Exact name of Issuing Entity as specified in its charter)
HSBC FINANCE CORPORATION (Exact name of Servicer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization of the Issuing Entity)	Not Applicable (I.R.S. Employer Identification Number of the Issuing Entity)
86-1052062 (I.R.S. Employer Identification Number of the Servicer)
c/o HSBC Finance Corporation 26525 North Riverwoods Blvd, Mettawa, Illinois 60045 (Address of principal executive offices of Servicer) (224) 544-2000 (Servicer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer ☐............Accelerated filer ☐............Non-accelerated filer ☒............Smaller reporting company ☐

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

As of December 31, 2007, the following Certificates were issued by the Issuer and were outstanding: None

The Metris Master Trust, Series 2002-4 Floating Rate Asset Backed Securities consisting of Class A, Class B and Class M Securities were paid in full on May 21, 2007.

The Metris Master Trust, Series 2004-1 Floating Rate Asset Backed Securities consisting of Class A, Class B and Class M Securities were paid in full on April 20, 2007.

The Metris Master Trust, Series 2005-1 Floating Rate Asset Backed Securities consisting of Class A, Class B and Class M Securities were paid in full on March 20, 2007.

The Metris Master Trust, Series 2005-2 Floating Rate Asset Backed Securities consisting of Class A, Class B and Class M Securities were paid in full on September 20, 2007.

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

PART I

Item 1. Business. Not Applicable. Item 1A. Risk Factors. Not Applicable. Item 1B. Unresolved Staff Comments. None. Item 2. Properties. Not Applicable.

Item 3. Legal Proceedings.

Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc, as well as other banks and the Visa and Master Card associations, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa, MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. In response to motions of the plaintiffs on October 19, 2005, the Judicial Panel on Multidistrict Litigation (the “MDL Panel”) issued an order consolidating these suits and transferred all of the cases to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006. Discovery has begun. At this time, we are unable to quantify the potential impact from this action, if any.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Securities (the "Securityholders") was solicited for any purpose during the year ended December 31, 2007.

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

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not Applicable.

Item 9A(T). Controls and Procedures.

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

Item 14. Principal Accounting Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) The Servicer is obligated to prepare an Annual Statement to Securityholders for the year ended December 31, 2007, and Independent Registered Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit No.	Exhibit Description
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer’s Certificate dated March 3, 2008.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 3, 2008.
(c) The financial statement schedules required by Regulation S-X (17 CFR 210) which are excluded from the annual report to the shareholders by Rule 14a-3(b): Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the Metris Master Trust by the undersigned, thereunto duly authorized.

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the METRIS MASTER TRUST (Registrant)

By: /s/ Dennis J. Mickey
Dennis J. Mickey Senior Vice President, Chief Operating Officer - Treasury

Dated: March 25, 2008

Exhibit Index

Exhibit No.	Exhibit Description
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer’s Certificate dated March 3, 2008.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 3, 2008.