Form 10-K
period 2008-12-31
METRIS MASTER TRUST
filed 2009-03-25
CIK 1003564

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

As of December 31, 2008, the following Certificates were issued by the Issuer and were outstanding: None

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

PART I
Item 1. Business. Not Applicable. Item 1A. Risk Factors. Not Applicable. Item 1B. Unresolved Staff Comments. None. Item 2. Properties. Not Applicable.

Item 3. Legal Proceedings.

Since June 2005, HSBC Finance Corporation, HSBC North America Holdings Inc., and HSBC Holdings plc, as well as other banks and Visa Inc. and MasterCard, were named as defendants in four class actions filed in Connecticut and the Eastern District of New York; Photos Etc. Corp. et al. v. Visa U.S.A., Inc., et al. (D. Conn. No. 3:05-CV-01007 (WWE)): National Association of Convenience Stores, et al. v. Visa U.S.A., Inc., et al. (E.D.N.Y. No. 05-CV 4520 (JG)); Jethro Holdings, Inc., et al. v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-4521 (JG)); and American Booksellers Ass’n v. Visa U.S.A., Inc. et al. (E.D.N.Y. No. 05-CV-5391 (JG)). Numerous other complaints containing similar allegations (in which no HSBC entity is named) were filed across the country against Visa Inc., MasterCard and other banks. These actions principally allege that the imposition of a no-surcharge rule by the associations and/or the establishment of the interchange fee charged for credit card transactions causes the merchant discount fee paid by retailers to be set at supracompetitive levels in violation of the Federal antitrust laws. These suits have been consolidated and transferred to the Eastern District of New York. The consolidated case is: In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation, MDL 1720, E.D.N.Y. A consolidated, amended complaint was filed by the plaintiffs on April 24, 2006 and a second consolidated amended complaint was filed on January 29, 2009. The parties are engaged in discovery and motion practice.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Securities (the "Securityholders") was solicited for any purpose during the year ended December 31, 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of December 31, 2008, there were no outstanding publicly offered Securities of the Issuer.

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

As of December 31, 2008, there were no outstanding publicly offered Securities of the Issuer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.

Item 14. Principal Accounting Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) The Servicer is obligated to prepare an Annual Statement to Securityholders for the year ended December 31, 2008, and Independent Registered Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The exhibits required by Item 601 of Regulation S-K (Section 229.601):

Exhibit No.	Exhibit Description
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer’s Certificate dated March 16, 2009.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 16, 2009.
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

HSBC FINANCE CORPORATION, as Servicer of and on behalf of the METRIS MASTER TRUST (Registrant)

By: /s/ Dennis J. Mickey
Dennis J. Mickey Senior Vice President, Chief Operating Officer - Treasury

Dated: March 25, 2009

Exhibit Index

Exhibit No.	Exhibit Description
Exhibit 31	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
Exhibit 99.1	Annual Servicer’s Certificate dated March 16, 2009.
Exhibit 99.2	Independent Registered Public Accountants' Report dated March 16, 2009.

4